Form 10-K
period 2012-10-31
RBC Covered Bond Guarantor Limited Partnership
filed 2013-01-29
CIK 1550369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
333-181552 (Commission file number of Issuing Entity)
RBC Covered Bond Guarantor Limited Partnership
(Exact name of registrant as specified in its charter)
Royal Bank of Canada
(Exact name of Sponsor and Depositor as specified in its charter)
Ontario, Canada	98-1056093

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Wellington Street, West, 14th Floor, Toronto, Ontario, Canada M5V 3K7	M5V 3K7

(Address of principal executive offices)	(Zip Code of Registrant)

(416) 974-4393 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Covered Bonds
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐             No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐             No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

None.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Documents Incorporated by Reference

None

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:
(A)	Item 1 Business.
(B)	Item 1A Risk Factors.
(C)	Item 2 Properties.
(D)	Item 3 Legal Proceedings.
(E)	Item 4 Mine Safety Disclosures.

Item 1B. Unresolved Staff Comments.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:
(A)	Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6 Selected Financial Data.
(C)	Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D)	Item 7A Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8 Financial Statements and Supplementary Data.
(F)	Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A Controls and Procedures.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:
(A)	Item 10 Directors, Executive Officers and Corporate Governance.
(B)	Item 11 Executive Compensation.
(C)	Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D)	Item 13 Certain Relationships and Related Transactions, and Director Independence.
(E)	Item 14 Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)	(1) Not applicable.
(2) Not applicable.
(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(c)	None.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Capitalized terms used and not otherwise defined herein shall have the same meanings as set forth in the Prospectus dated July 30, 2012.

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of Royal Bank of Canada (in its capacity as the sponsor (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as servicer (the “Servicer”), in its capacity as cash manager (the “Cash Manager”) and in its capacity as managing general partner of RBC Covered Bond Guarantor Limited Partnership (the “Issuing Entity”)), Computershare Trust Company of Canada (in its capacity as the bond trustee (the “Bond Trustee”)) or the Issuing Entity that are or would be material to holders of the covered bonds. No such proceedings are known to be contemplated by governmental authorities.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the mortgage loans owned by the Issuing Entity. The Sponsor is also the Servicer. The Issuing Entity was formed by the Sponsor. The Sponsor owns a 99.95% limited partnership interest in the Issuing Entity.  RBC Covered Bond GP Inc. is the managing general partner of the Issuing Entity and owns a 0.0495% general partnership interest in the Issuing Entity.  6848320 Canada Inc. is the liquidation general partner and owns a 0.0005% general partnership interest in the Issuing Entity.  Two employees of Computershare Trust Company of Canada are directors and officers of 6848320 Canada Inc.  The Sponsor owns 100% of RBC Covered Bond GP Inc. and 9% of 6848320 Canada Inc.

Other than as specified in this Item above, none of the Sponsor, RBC Covered Bond GP Inc., 6848320 Canada Inc. or the Issuing Entity is an affiliate of Computershare Trust Company of Canada, the Bond Trustee.

There are no significant obligors contemplated by Item 1112 of Regulation AB, enhancement or support providers contemplated by Item 1114 or 1115 of Regulation AB, or other material parties related to the Notes contemplated by Item 1101(d)(1) of Regulation AB.

In addition, to the best of our knowledge, there are no business relationships, agreements, arrangements, transactions or understandings entered into outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated third party, apart from the Transaction Documents involving the issuance of the covered bonds by the Sponsor and the guarantee by the Issuing Entity, between Royal Bank of Canada  (in its capacities as Sponsor, Depositor, Originator, or Servicer), the Bond Trustee and the Issuing Entity, or any affiliates of such parties, that currently exists or that existed during the past two years and that is material to an investor’s understanding of the covered bonds or the guarantee.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Cash Manager (collectively, the “Servicing Parties”) have each been identified by the Sponsor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Cash Manager has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. Neither the Cash Manager’s Servicing Assessment Report nor the Cash Manager’s Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Cash Manager.

The Servicer complied in all material respects with the servicing criteria applicable to it.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer and the Cash Manager have completed a statement of compliance with their activities during the reporting period and of their performance under the applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC COVERED BOND GUARANTOR LP
(Issuing entity)

Date:	January 29, 2013	By:	ROYAL BANK OF CANADA
(Depositor)

/s/ James Salem
(Signature) James Salem Executive Vice-President and Treasurer

/s/ David Power
(Signature) David Power Vice-President, Market Strategy and Execution, Corporate Treasury

EXHIBIT INDEX
Exhibit 31	Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by Royal Bank of Canada.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by Deloitte LLP, on behalf of Royal Bank of Canada.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2012.