Form 10-K/A
period 2012-10-31
RBC Covered Bond Guarantor Limited Partnership
filed 2013-06-28
CIK 1550369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A (Amendment No. 1)

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

Documents Incorporated by Reference

None

Explanatory Note

This Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2013 (the “Original Form 10-K”), is being filed solely to revise the information required by Item 1122 of Regulation AB and to refile Exhibits 31, 33.1 and 35.1 to the Original Form 10-K.

No other changes have been made to the Original Form 10-K other than described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-K or modify or update any disclosures set forth in the Original Form 10-K except as expressly set forth under Item 1122 below.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Cash Manager (collectively, the “Servicing Parties”) have each been identified by the Sponsor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Cash Manager has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. The Servicer complied in all material respects with the servicing criteria applicable to it. The Cash Manager has complied in all respects with the servicing criteria applicable to it, except that with respect to servicing criteria 1122(d)(2)(i), the Cash Manager held funds for the benefit of the Issuing Entity, after making all required payments on each Guarantor LP Payment Date, rather than depositing such excess funds to the GDA Account as required by the Cash Management Agreement.

Distributions to covered bond holders were not impacted.  On January 29, 2013, the Cash Manager obtained a waiver of the material instance of noncompliance noted above on the basis that such non-compliance was not material to bond holders.   The Cash Manager amended its procedures manual on February 1, 2013 to assure compliance with the deposit requirement on future Guarantor LP Payment Dates and instituted a process to review the activity, if any, in the GDA Account daily and confirm that the balance of the account is in accord with the Net Inflow (Outflow) of funds  as reported in the monthly investor report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC COVERED BOND GUARANTOR LP
(Issuing entity)

Date:	June 28, 2013	By:	ROYAL BANK OF CANADA
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