Form 10-K
period 2013-10-31
RBC Covered Bond Guarantor Limited Partnership
filed 2014-01-29
CIK 1550369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Capitalized terms used and not otherwise defined herein shall have the same meanings as set forth in the Prospectus dated July 25, 2013.

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

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of Royal Bank of Canada (in its capacity as the sponsor (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as servicer (the “Servicer”), in its capacity as cash manager (the “Cash Manager”)),  RBC Covered Bond GP Inc. in its capacity as managing general partner of RBC Covered Bond Guarantor Limited Partnership (the “Issuing Entity”), Computershare Trust Company of Canada (in its capacity as the bond trustee (the “Bond Trustee”)) or the Issuing Entity that are or would be material to holders of the covered bonds. No such proceedings are known to be contemplated by governmental authorities.

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

There are no significant obligors contemplated by Item 1112 of Regulation AB, enhancement or support providers contemplated by Item 1114 or 1115 of Regulation AB, or other material parties related to the covered bonds contemplated by Item 1101(d)(1) of Regulation AB.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Cash Manager (collectively, the “Servicing Parties”) have each been identified by the Sponsor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Cash Manager has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. The Cash Manager has complied in all respects with the servicing criteria applicable to it, except that during the period from November 1, 2012 through January 31, 2013 with respect to servicing criteria 1122(d)(2)(i), the Cash Manager held funds for the benefit of the Issuing Entity, after making all required payments on each Guarantor LP Payment Date, rather than depositing such excess funds to the GDA Account as required by the Cash Management Agreement.

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

RBC COVERED BOND GUARANTOR LP
(Issuing entity)

Date:	January 29, 2014	By:	ROYAL BANK OF CANADA
(Depositor)

/s/ James Salem
(Signature) James Salem Executive Vice-President and Treasurer

/s/ David Power
(Signature) David Power Vice-President, Market Strategy and Execution, Corporate Treasury

EXHIBIT INDEX

Exhibit 31	Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by Royal Bank of Canada.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by Deloitte LLP, on behalf of Royal Bank of Canada.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2013.