Form 10-K
period 2014-10-31
RBC Covered Bond Guarantor Limited Partnership
filed 2015-01-29
CIK 1550369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	October 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
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
☐ Yes             ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes             ☒ No
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Capitalized terms used and not otherwise defined herein shall have the same meanings as set forth in the Prospectus dated July 10, 2013.

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

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of Royal Bank of Canada (in its capacity as the sponsor (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as servicer (the “Servicer”), in its capacity as cash manager (the “Cash Manager”)),  RBC Covered Bond GP Inc. in its capacity as managing general partner of RBC Covered Bond Guarantor Limited Partnership (the “Issuing Entity”), Computershare Trust Company of Canada in its capacity as the bond trustee (the “Bond Trustee”) or the Issuing Entity that are or would be material to holders of the covered bonds. No such proceedings are known to be contemplated by governmental authorities.

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

RBC COVERED BOND GUARANTOR LP
(Issuing entity)
Date:	January 28, 2015	By:	ROYAL BANK OF CANADA
(Depositor)

/s/ James Salem
(Signature) James Salem Executive Vice-President and Treasurer

/s/ David Power
(Signature) David Power Vice-President, Market Strategy and Execution, Corporate Treasury

EXHIBIT INDEX

Exhibit 31	Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by Royal Bank of Canada.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by Deloitte LLP, on behalf of Royal Bank of Canada.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2014.