Form 10-K
period 2016-10-31
RBC Covered Bond Guarantor Limited Partnership
filed 2017-01-30
CIK 1550369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    October 31, 2016
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
 ☐Yes           ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes           ☒No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒  Yes     ☐ No

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

There are no significant obligors contemplated by Item 1112 of Regulation AB, enhancement or support providers contemplated by Item 1114 or 1115 of Regulation AB, or other material parties related to the covered bonds contemplated by Item 1100(d)(1) of Regulation AB.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Royal Bank of Canada, in its capacity as the Servicer and the Cash Manager (the “Servicing Party”) has been identified by the Sponsor as the party participating in the servicing function with respect to the asset pool held by the Issuing Entity. The Servicing Party has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (the “Servicing Assessment Report”), which Servicing Assessment Report is attached as an exhibit to this Form 10-K. In addition, the Servicing Party has provided an attestation report (the “Attestation Report”) by a registered public accounting firm, which report is also attached as an exhibit to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicing Party has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Servicing Party. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC COVERED BOND GUARANTOR LP
(Issuing entity)
Date:	January 30, 2017	By:	ROYAL BANK OF CANADA
(Depositor)

/s/ James Salem
(Signature) James Salem Executive Vice-President and Treasurer

/s/ David Power
(Signature) David Power Vice-President, Corporate Treasury

EXHIBIT INDEX

Exhibit 31	Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by Royal Bank of Canada.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by PricewaterhouseCoopers LLP, on behalf of Royal Bank of Canada.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicing Party for the period ended October 31, 2016.