Form 10-K
period 2019-10-31
RBC Covered Bond Guarantor Limited Partnership
filed 2020-01-29
CIK 1550369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

333-203567

(Commission file number of Issuing Entity)

RBC Covered Bond Guarantor Limited Partnership

(Exact name of registrant as specified in its charter)

0001550369

(CIK number of Issuing Entity )

Royal Bank of Canada

(Exact name of Sponsor and Depositor as specified in its charter)

0001000275

(CIK number of Sponsor and Depositor)

Ontario, Canada	98-1056093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Wellington Street, West, 14th Floor, Toronto, Ontario, Canada M5V 3K7	M5V 3K7
(Address of principal executive offices)	(Zip Code of Registrant)

(416) 313-5982

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference

None

2

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

3

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

4

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicing Party has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Servicing Party. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC COVERED BOND GUARANTOR LP
(Issuing entity)

Date:	January 29, 2020	By:	ROYAL BANK OF CANADA
(Depositor)

/s/ James Salem
(Signature) James Salem Executive Vice-President and Treasurer

/s/ Elizabeth Herrema
(Signature) Elizabeth Herrema Vice-President, Home Equity Financing

6

EXHIBIT INDEX

Exhibit 31	Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by Royal Bank of Canada.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by PricewaterhouseCoopers LLP, on behalf of Royal Bank of Canada.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicing Party for the period ended October 31, 2019.