Form 10-K/A
period 2020-10-31
RBC Covered Bond Guarantor Limited Partnership
filed 2021-02-01
CIK 1550369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

None

2

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to RBC Covered Bond Guarantor Limited Partnership’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, originally filed with the U.S. Securities Exchange Commission on January 29, 2021, (the "Original Form 10-K"), is being filed solely to update the hyperlink of Exhibit 33.1 in the Exhibit Index.

No other changes have been made to the Original Form 10-K, other than described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-K or modify or update any disclosures set forth in the Original Form 10-K.

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